Form 10QSB
period 1995-06-30
ENEX OIL & GAS INCOME PROGRAM II-10 L P
filed 1995-08-11
CIK 799171

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-15432

                ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.
     (Exact name of small business issuer as specified in its charter)

                         Texas                      76-0163121
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                     Suite 200, Three Kingwood Place
                         Kingwood, Texas  77339
                (Address of principal executive offices)


                      Registrant's telephone number:
                              (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No



                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.
BALANCE SHEET

                                                                JUNE 30,
ASSETS                                                            1995
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                      $       13,352
  Accounts receivable - oil & gas sales                             16,264
  Other current assets                                               5,915

Total current assets                                                35,531

OIL & GAS PROPERTIES:
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          1,888,318
  Less  accumulated depreciation and depletion                   1,365,041

Property, net                                                      523,277


TOTAL                                                       $      558,808

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $        9,977
   Payable to general partner                                       35,732

Total current liabilities                                           45,709

NONCURRENT PAYABLE TO GENERAL PARTNER                              140,970

PARTNERS' CAPITAL:
   Limited partners                                                344,329
   General partner                                                  27,800

Total partners' capital                                            372,129

TOTAL                                                       $      558,808






See accompanying notes to financial statements.

                                    I-1

ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                     QUARTER ENDED             SIX MONTHS ENDED

                            JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                               1995          1994          1995          1994

REVENUES:
  Oil and gas sales     $    50,529   $    44,968   $   103,555   $    87,019

EXPENSES:
  Depreciation and depletion 28,177        28,589        59,506        56,647
  Lease operating expenses    7,053         4,388        24,451        22,022
  Production taxes            2,204         2,127         4,709         4,139
  General and administrative  5,761         3,340        11,051         8,846

Total expenses               43,195        38,444        99,717        91,654

INCOME (LOSS) FROM OPERATIONS 7,334         6,524         3,838        (4,635)

OTHER EXPENSE:
  Interest expense              -             -             (72)          -

NET INCOME (LOSS)       $     7,334   $     6,524   $     3,766   $    (4,635)
























See accompanying notes to financial statements.

                                        I-2

ENEX OIL AND GAS INCOME PROGRAM II - 10, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                          SIX MONTHS ENDED

                                                      JUNE 30,        JUNE 30,
                                                        1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $      3,766    $     (4,635)

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization               59,506          56,647
(Increase) decrease in:
  Accounts receivable - oil & gas sales                  (2,107)         (3,339)
  Other current assets                                      188            (257)
(Decrease) in:
   Accounts payable                                      (1,867)         (9,646)
   Payable to general partner                           (21,092)         (9,404)

Total adjustments                                        34,628          34,001

Net cash provided by operating activities                38,394          29,366

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs              (16,447)         (7,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                   (13,247)        (17,588)

NET INCREASE IN CASH                                      8,700           4,408

CASH AT BEGINNING OF YEAR                                 4,652           4,683

CASH AT END OF PERIOD                              $     13,352    $      9,091














See accompanying notes to financial statements.

                                   I-3

ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $7,105, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1995.

Item 2. Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter increased from $44,968 in 1994 to $50,529 in 1995. This represents an increase of $5,561 (12%). Oil sales increased by $5,830 (15%). A 2% increase in oil production caused sales to increase by $744. A 13% increase in the average oil sales price caused an additional $5,086 increase. Gas sales decreased by $269 (5%). A 20% decrease in the average gas sales price reduced sales by $1,197. This decrease was partially offset by a 19% increase in gas production. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The increases in production were primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994.

Lease operating expenses increased from $4,388 in 1994 to $7,053 in 1995. The increase of $2,665 (61%) is primarily due to the increases in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in the second quarter of 1995.

Depreciation and depletion expense decreased from $28,589 in the second quarter of 1994 to $28,177 in the second quarter of 1995. This represents a decrease of $412 (1%). A 6% decrease in the depletion rate reduced depreciation and depletion expense by $1,774. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

General and administrative expenses increased from $3,340 in 1994 to $5,761 in 1995. This increase of $2,421 is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months increased from $87,019 in 1994 to $103,555 in 1995. This represents an increase of $16,536 (19%). Oil sales increased by $17,426 (23%). An 11% increase in oil production caused sales to increase by $8,137. An 11% increase in the average oil sales price caused an additional $9,289 increase. Gas sales decreased by $890 (7%). A 23% decrease in the average gas sales price reduced sales by $3,351. This decrease was partially offset by a 20% increase in gas production. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The increases in production were primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994.

Lease operating expenses increased from $22,022 in 1994 to $24,451 in 1995. The increase of $2,429 (11%) is primarily due to the changes in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in 1995.


Depreciation and depletion expense increased from $56,647 in the first six months of 1994 to $59,506 in the first six months of 1995. This represents an increase of $2,859 (5%). The changes in production, noted above, increased depreciation and depletion expense by $7,067. This increase was partially offset by a 7% decrease in the depletion rate. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

General and administrative expenses increased from $8,846 in 1994 to $11,051 in 1995. This increase of $2,205 (25%) is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production.
Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

PART II.  OTHER INFORMATION

        Item 1.Legal Proceedings.

            None

        Item 2.Changes in Securities.

            None

        Item 3.Defaults Upon Senior Securities.

            Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders.

            Not Applicable

        Item 5.Other Information.

            Not Applicable

        Item 6.Exhibits and Reports on Form 8-K.

            (a)  There are no exhibits to this report.

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.
                                SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                                  PROGRAM II - 10, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer






                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                           PROGRAM II - 10, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer