Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM II-10 L P
filed 1995-11-13
CIK 799171

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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
BALANCE SHEET
--------------------------------------------------------------------------------
                                                                  September 30,
ASSETS                                                                1995
                                                                  --------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash .........................................................      $   15,342
  Accounts receivable - oil & gas sales ........................          15,520
  Other current assets .........................................           2,568
                                                                      ----------

Total current assets ...........................................          33,430
                                                                      ----------

OIL & GAS PROPERTIES:
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities ........       1,894,657
  Less  accumulated depreciation and depletion .................       1,395,949
                                                                      ----------

Property, net ..................................................         498,708
                                                                      ----------


TOTAL ..........................................................      $  532,138
                                                                      ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ............................................      $    6,652
   Payable to general partner ..................................          53,400
                                                                      ----------

Total current liabilities ......................................          60,052
                                                                      ----------

NONCURRENT PAYABLE TO GENERAL PARTNER ..........................         106,800
                                                                      ----------

PARTNERS' CAPITAL:
   Limited partners ............................................         337,486
   General partner .............................................          27,800
                                                                      ----------

Total partners' capital ........................................         365,286
                                                                      ----------

TOTAL ..........................................................      $  532,138
                                                                      ==========






See accompanying notes to financial statements.
--------------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------


(UNAUDITED)                              QUARTER ENDED                   NINE MONTHS
                                 ----------------------------  -----------------------------

                                 September 30,  September 30,  September 30,   September 30,
                                     1995           1994           1995            1994
                                 -------------  -------------  -------------    ------------

REVENUES:
  Oil and gas sales ........         51,801      $  54,986      $ 155,356      $  142,005
                                  ---------      ---------      ---------      ----------

EXPENSES:
  Depreciation and depletion         30,908         31,236         90,414          87,883
  Lease operating expenses .         10,823         10,633         35,274          32,655
  Production taxes .........          2,285          2,743          6,994           6,882
  General and administrative          5,309          5,391         16,360          14,237
                                  ---------      ---------      ---------      ----------

Total expenses .............         49,325         50,003        149,042         141,657
                                  ---------      ---------       ---------     ----------

INCOME FROM OPERATIONS .....          2,476          4,983          6,314             348
                                  ---------      ---------       ---------     ----------

OTHER EXPENSE:
  Interest expense .........           --             --              (72)           --
                                  ---------      ---------       ---------     ----------

NET INCOME .................      $   2,476      $   4,983      $   6,242      $     348
                                  =========      =========      =========      ==========










See accompanying notes to financial statements.
--------------------------------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM II - 10, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)
                                                       NINE MONTHS ENDED
                                               --------------------------------

                                               September 30,    September 30,
                                                   1995             1994
                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................    $  6,242     $    348
                                                   --------     --------

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization ....      90,414       87,883
(Increase) decrease in:
  Accounts receivable - oil & gas sales .......      (1,363)      (2,078)
  Other current assets ........................       3,535         (231)
(Decrease) in:
   Accounts payable ...........................      (5,192)     (11,121)
   Payable to general partner .................     (37,594)     (30,001)
                                                   --------     --------

Total adjustments .............................      49,800       44,452
                                                   --------     --------

Net cash provided by operating activities .....      56,042       44,800
                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs ....     (22,786)      (8,270)
                                                   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions .........................     (22,566)     (30,180)
                                                   --------     --------

NET INCREASE IN CASH ..........................      10,690        6,350

CASH AT BEGINNING OF YEAR .....................       4,652        4,683
                                                   --------     --------

CASH AT END OF PERIOD .........................    $ 15,342     $ 11,033
                                                   ========     ========







See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $9,319, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1995.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $54,986 in 1994 to $51,801 in 1995. This represents a decrease of $3,185 (6%). Oil sales decreased by $4,184 (8%). A 2% decrease in oil production reduced sales by $793. A 7% decrease in the average oil sales price caused an additional $3,391 decrease. Gas sales increased by $999 (18%). A 28% increase in gas production increased sales by $1,586. This increase was partially offset by an 8% decrease in the average gas sales price. The changes in the average oil and gas sales prices correspond with changes in the overall market for the sale of oil and gas. The slight decrease in oil production was primarily the result of natural production declines, partially offset by the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994, partially offset by natural production declines.

Lease operating expenses increased from $10,633 in 1994 to $10,823 in 1995. The increase of $190 (2%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased from $31,236 in the third quarter of 1994 to $30,908 in the third quarter of 1995. This represents a decrease of $328 (1%). A 4% decrease in the depletion rate reduced depreciation and depletion expense by $1,294. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

General and administrative expenses decreased from $5,391 in 1994 to $5,309 in 1995. This decrease of $82 (2%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months increased from $142,005 in 1994 to $155,356 in 1995. This represents an increase of $13,351 (9%). Oil sales increased by $13,242 (11%). A 6% increase in oil production caused sales to increase by $7,998. A 4% increase in the average oil sales price caused an additional $5,244 increase. Gas sales increased by $109 (1%). A 23% increase in gas production increased sales by $4,065. This increase was partially offset by an 18% decrease in the average gas sales price. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The increases in production were primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994.

Lease operating expenses increased from $32,655 in 1994 to $35,274 in 1995. The increase of $2,619 (8%) is primarily due to the changes in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in 1995.

Depreciation and depletion expense increased from $87,883 in the first nine months of 1994 to $90,414 in the first nine months of 1995. This represents an increase of $2,531 (3%). The changes in production, noted above, increased depreciation and depletion expense by $8,039. This increase was partially offset by a 6% decrease in the depletion rate. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

General and administrative expenses increased from $14,237 in 1994 to $16,360 in 1995. This increase of $2,123 (15%) is primarily due to more staff time being required to manage the Company's operations.


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

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM II - 10, L.P.
                                                     ---------------------
                                                        (Registrant)



                                                By:ENEX RESOURCES CORPORATION
                                                   --------------------------
                                                         General Partner



                                                   By: /s/ R. E. Densford
                                                      -------------------
                                                           R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




November 11, 1995                                  By: /s/ James A. Klein
                                                       -------------------
                                                           James A. Klein
                                                        Controller and Chief
                                                         Accounting Officer