Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM II-10 L P
filed 1996-08-14
CIK 799171

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Transitional Small Business Disclosure Format (Check one):

                            Yes        No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.
BALANCE SHEET
- ---------------------------------------------------------------------

                                                                  JUNE 30,
ASSETS                                                              1996
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $             15,434
  Accounts receivable - oil & gas sales                                  24,168
  Other current assets                                                    1,966
                                                           ---------------------

Total current assets                                                     41,568
                                                           ---------------------

OIL & GAS PROPERTIES:
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               1,903,897
  Less  accumulated depreciation and depletion                        1,429,253
                                                           ---------------------

Property, net                                                           474,644
                                                           ---------------------


TOTAL                                                      $            516,212
                                                           =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $              5,597
   Payable to general partner                                            30,408
                                                           ---------------------

Total current liabilities                                                36,005
                                                           ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                    91,228
                                                           ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                     361,179
   General partner                                                       27,800
                                                           ---------------------

Total partners' capital                                                 388,979
                                                           ---------------------

TOTAL                                                      $            516,212
                                                           =====================



See accompanying notes to financial statements.
- -------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.
STATEMENTS OF OPERATIONS
- ---------------------------------------------------------------------


(UNAUDITED)                               QUARTER ENDED                            SIX MONTHS ENDED
                                      -----------------------------    --------------------------------

                                         JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,
                                           1996            1995           1996            1995
                                      --------------    -----------    -----------    ------------

REVENUES:
  Oil and gas sales                     $    57,382     $   50,529     $  123,172     $   103,555
                                      --------------    -----------    -----------    ------------

EXPENSES:
  Depreciation and depletion                 19,068         28,177         42,229          59,506
  Lease operating expenses                    9,285          7,053         20,385          24,451
  Production taxes                            2,817          2,204          5,879           4,709
  General and administrative                  7,034          5,761         17,112          11,051
                                      --------------    -----------    -----------    ------------

Total expenses                               38,204         43,195         85,605          99,717
                                      --------------    -----------    -----------    ------------

INCOME FROM OPERATIONS                       19,178          7,334         37,567           3,838
                                      --------------    -----------    -----------    ------------

OTHER EXPENSE:
  Interest expense                                -              -              -             (72)
                                      --------------    -----------    -----------    ------------

NET INCOME                            $      19,178     $    7,334     $   37,567     $     3,766
                                      ==============    ===========    ===========    ============



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 10, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                      SIX MONTHS ENDED

                                              JUNE 30,           JUNE 30,
                                                1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $ 37,567          $  3,766
                                              --------          --------
Adjustments to reconcile net income to
 net cash provided by operating
   activities:
  Depreciation and depletion                    42,229             59,506
(Increase) decrease in:
  Accounts receivable - oil & gas sales         (8,453)           (2,107)
  Other current assets                           2,597                188
(Decrease) in:
   Accounts payable                             (9,236)            (1,867)
   Payable to general partner                  (30,213)           (21,092)
                                              ---------           --------
Total adjustments                               (3,076)            34,628
                                              ---------           --------
Net cash provided by operating activities       34,491             38,394
                                              ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs      (7,791)           (16,447)
                                              ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          (27,427)            (13,247)
                                              ---------            --------
NET INCREASE (DECREASE) IN CASH                   (727)              8,700

CASH AT BEGINNING OF YEAR                       16,161               4,652
                                              --------             -------
CASH AT END OF PERIOD                      $    15,434          $   13,352
                                           ===========          ==========



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------
                                       I-3

ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $14,088, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1996 Compared to Second Quarter 1995

Oil and gas sales for the second quarter increased to $57,382 in 1996 from $50,529 in 1995. This represents an increase of $6,853 (14%). Oil sales increased by $1,844 (4%). A 13% increase in the average oil sales price increased sales by $5,555. This increase was partially offset by an 8% decrease in oil production. Gas sales increased by $5,009 (105%). An 80% increase in the average gas sales price increased sales by $4,350. A 14% increase in gas production increased sales by an additional $659. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses for the second quarter increased to $9,285 in 1996 from $7,053 in 1995. The increase of $2,232 (32%) is primarily due to costs incurred on the Concord acquisition in the second quarter of 1996 to increase production.

Depreciation and depletion expense decreased to $19,068 in the second quarter of 1996 from $28,177 in the second quarter of 1995. This represents a decrease of $9,109 (32%). A 30% decrease in the depletion rate reduced depreciation and depletion expense by $8,056. The changes in production, noted above, reduced depreciation and depletion expense by an additional $1,053. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $7,034 in the second quarter of 1996 from $5,761 in the second quarter of 1995. This increase of $1,273 is primarily due to more staff time being required to manage the Company's operations.


First Six Months in 1996 Compared to First Six Months in 1995

Oil and gas sales for the first six months increased to $123,172 in 1996 from $103,555 in 1995. This represents an increase of $19,617 (19%). Oil sales increased by $11,122 (12%). An 18% increase in the average oil sales price caused sales to increase by $15,729. This increase was partially offset by a 5% decrease in oil production. Gas sales increased by $8,495 (75%). A 41% increase in the average gas sales price increased sales by $5,805. A 24% increase in gas production increased sales by an additional $2,690. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses for the first six months decreased to $20,385 in 1996 from $24,451 in 1995. The decrease of $4,066 (17%) is primarily due to costs incurred on the Concord acquisition in the first quarter of 1995 to increase production.

Depreciation and depletion expense decreased to $42,229 in the first six months of 1996 from $59,506 in the first six months of 1995. This represents a decrease of $17,277 (29%). A 29% decrease in the depletion rate reduced depreciation and depletion by $17,401. This decrease was slightly offset by the changes in production, noted above. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses for the first six months increased to $17,112 in 1996 from $11,051 in 1995. This increase of $6,061 is primarily due to more staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                             ENEX OIL & GAS INCOME
                                            PROGRAM II - 10, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




August 13, 1996                          By: /s/ James A. Klein
                                            -------------------
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer