Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM II-10 L P
filed 1996-11-07
CIK 799171

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
---------------------------------------------------------------------

                                                                  JUNE 30,
ASSETS                                                              1996
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $             15,434
  Accounts receivable - oil & gas sales                                  24,168
  Other current assets                                                    1,966
                                                           ---------------------

Total current assets                                                     41,568
                                                           ---------------------

OIL & GAS PROPERTIES:
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               1,903,897
  Less  accumulated depreciation and depletion                        1,429,253
                                                           ---------------------

Property, net                                                           474,644
                                                           ---------------------


TOTAL                                                      $            516,212
                                                           =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $              5,597
   Payable to general partner                                            30,408
                                                           ---------------------

Total current liabilities                                                36,005
                                                           ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                    91,228
                                                           ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                     361,179
   General partner                                                       27,800
                                                           ---------------------

Total partners' capital                                                 388,979
                                                           ---------------------

TOTAL                                                      $            516,212
                                                           =====================


Number of $500 Limited Partner units outstanding                         3,916




See accompanying notes to financial statements.
-------------------------------------------------------------------

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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.


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


                                             ENEX OIL & GAS INCOME
                                            PROGRAM II - 10, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer





November 7, 1996                         By: /s/ James A. Klein
                                            -------------------
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer