Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM II-10 L P
filed 1996-11-14
CIK 799171

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
BALANCE SHEET
---------------------------------------------------------------------------

                                                            September 30,
ASSETS                                                           1996
                                                            ---------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash                                                        $    12,733
  Accounts receivable - oil & gas sales                            26,129
  Other current assets                                              1,281
                                                              ------------

Total current assets                                               40,143
                                                              ------------

OIL & GAS PROPERTIES:
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         1,907,277
  Less  accumulated depreciation and depletion                  1,447,946
                                                              ------------

Property, net                                                     459,331
                                                              ------------


TOTAL                                                         $   499,474
                                                              ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $     3,625
   Payable to general partner                                      33,175
                                                              ------------

Total current liabilities                                          36,800
                                                              ------------

NONCURRENT PAYABLE TO GENERAL PARTNER                              66,352
                                                              ------------

PARTNERS' CAPITAL:
   Limited partners                                               368,522
   General partner                                                 27,800
                                                              ------------

Total partners' capital                                           396,322
                                                              ------------

TOTAL                                                         $   499,474
                                                              ============

Number of $500 Limited Partner units outstanding                    3,916

See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------


(UNAUDITED)                                QUARTER ENDED                         NINE MONTHS ENDED
                                 ------------------------------------    ----------------------------------------

                                 September 30,        September 30,        September 30,         September 30,
                                     1996                  1995                 1996                  1995
                                 ---------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales               $      61,339     $         51,801     $        184,511     $          155,356
                                 ---------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion             18,693               30,908               60,922                 90,414
  Lease operating expenses                8,277               10,823               28,662                 35,274
  Production taxes                        2,960                2,285                8,839                  6,994
  General and administrative              5,299                5,309               22,411                 16,360
                                 ---------------    -----------------    -----------------    -------------------

Total expenses                           35,229               49,325              120,834                149,042
                                 ---------------    -----------------    -----------------    -------------------

INCOME FROM OPERATIONS                   26,110                2,476               63,677                  6,314
                                 ---------------    -----------------    -----------------    -------------------

OTHER EXPENSE:
  Interest expense                            -                    -                    -                    (72)
                                 ---------------    -----------------    -----------------    -------------------

NET INCOME                        $      26,110     $          2,476     $         63,677     $            6,242
                                 ===============    =================    =================    ===================




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 10, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------

(UNAUDITED)
                                                          NINE MONTHS ENDED
                                                      ---------------------

                                                    September 30,  September 30,
                                                        1996           1995
                                                      ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  63,677     $     6,242
                                                      ----------    ------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                             60,922          90,414
(Increase) decrease in:
  Accounts receivable - oil & gas sales                 (10,414)         (1,363)
  Other current assets                                    3,282           3,535
(Decrease) in:
   Accounts payable                                     (11,208)         (5,192)
   Payable to general partner                           (52,322)        (37,594)
                                                      ----------    ------------

Total adjustments                                        (9,740)         49,800
                                                      ----------    ------------

Net cash provided by operating activities                53,937          56,042
                                                      ----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs              (11,171)        (22,786)
                                                      ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                   (46,194)        (22,566)
                                                      ----------    ------------

NET INCREASE (DECREASE) IN CASH                          (3,428)         10,690

CASH AT BEGINNING OF YEAR                                16,161           4,652
                                                      ----------    ------------

CASH AT END OF PERIOD                                 $  12,733     $    15,342
                                                      ==========    ============

See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $14,249, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1996 Compared to Third Quarter 1995

Oil and gas sales for the third quarter increased to $61,339 in 1996 from $51,801 in 1995. This represents an increase of $9,538 (18%). Oil sales increased by $8,941 (20%). A 33% increase in the average oil sales price increased sales by $12,940. This increase was partially offset by a 10% decrease in oil production. Gas sales increased by $597 (9%). A 56% increase in the average gas sales price increased sales by $2,576, partially offset by a 30% decrease in gas production. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil and gas production was primarily due to natural production declines.

Lease operating expenses for the third quarter decreased to $8,277 in 1996 from $10,823 in 1995. The decrease of $2,546 (24%) is primarily due to costs incurred on the Concord acquisition in the third quarter of 1995 to enhance production.

Depreciation and depletion expense decreased to $18,693 in the third quarter of 1996 from $30,908 in the third quarter of 1995. This represents a decrease of $12,215 (40%). A 30% decrease in the depletion rate reduced depreciation and depletion expense by $8,018. The changes in production, noted above, reduced depreciation and depletion expense by an additional $4,197. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses decreased to $5,299 in the third quarter of 1996 from $5,309 in the third quarter of 1995. This decrease of $10 is primarily due to less staff time being required to manage the Company's operations.


First Nine months in 1996 Compared to First Nine Months in 1995

Oil and gas sales for the first nine months increased to $184,511 in 1996 from $155,356 in 1995. This represents an increase of $29,155 (19%). Oil sales increased by $20,063 (15%). A 23% increase in the average oil sales price caused sales to increase by $28,356. This increase was partially offset by a 6% decrease in oil production. Gas sales increased by $9,092 (51%). A 43% increase in the average gas sales price increased sales by $8,165. A 5% increase in gas production increased sales by an additional $927. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses for the first nine months decreased to $28,662 in 1996 from $35,274 in 1995. The decrease of $6,612 (19%) is primarily due to costs incurred on the Concord acquisition in the first quarter of 1995 to increase production.

Depreciation and depletion expense decreased to $60,922 in the first nine months of 1996 from $90,414 in the first nine months of 1995. This represents a decrease of $29,492 (33%). A 29% decrease in the depletion rate reduced depreciation and depletion by $25,492. The changes in production noted above reduced expense by an additional $4,000. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses for the first nine months increased to $22,411 in 1996 from $16,360 in 1995. This increase of $6,051 is primarily due to more staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                                ENEX OIL & GAS INCOME
                                               PROGRAM II - 10, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer




November 13, 1996                           By: /s/ James A. Klein
                                               -----------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer