Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM II-10 L P
filed 1997-05-15
CIK 799171

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
------------------------------------------------------------------------

                                                                    MARCH 31,
ASSETS                                                                 1997
                                                               ----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                         $        19,393
  Accounts receivable - oil & gas sales                                 25,237
  Other current assets                                                   1,202
                                                               ----------------

Total current assets                                                    45,832
                                                               ----------------

OIL & GAS PROPERTIES:
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              1,917,736
  Less  accumulated depreciation and depletion                       1,474,558
                                                               ----------------

Property, net                                                          443,178
                                                               ----------------


TOTAL                                                          $       489,010
                                                               ================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $        13,007
   Payable to general partner                                           77,087
                                                               ----------------

Total current liabilities                                               90,094
                                                               ----------------

PARTNERS' CAPITAL:
   Limited partners                                                    379,491
   General partner                                                      19,425
                                                               ----------------

Total partners' capital                                                398,916
                                                               ----------------

TOTAL                                                          $       489,010
                                                               ================


Number of $500 Limited Partner units outstanding                         3,916



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

(UNAUDITED)                                                       THREE MONTHS ENDED
                                                         ----------------------------------------
                                                            MARCH 31,              MARCH 31,
                                                               1997                  1996
                                                       -------------------    -------------------
REVENUES:
  Oil and gas sales                                    $           63,360        $        65,790
                                                       -------------------    -------------------

EXPENSES:
  Depreciation and depletion                                       16,550                 23,161
  Lease operating expenses                                         16,685                 11,100
  Production taxes                                                  3,011                  3,062
  General and administrative                                        7,307                 10,078
                                                       -------------------    -------------------

Total expenses                                                     43,553                 47,401
                                                       -------------------    -------------------

NET INCOME                                             $           19,807        $        18,389
                                                       ===================    ===================


See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
---------------------------------------------------------------

                                                                                                   PER $500
                                                                                                    LIMITED
                                                                                                    PARTNER
                                                          GENERAL              LIMITED             UNIT OUT-
                                      TOTAL               PARTNER             PARTNERS             STANDING
                               ------------------   ------------------    -----------------    -----------------

BALANCE, JANUARY 1, 1996       $         378,839    $          27,800          $   351,039           $       90

CASH DISTRIBUTIONS                       (64,187)              (3,270)             (60,917)                 (16)

NET INCOME                                92,559                    -               92,559                   24
                               ------------------   ------------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996               407,211               24,530              382,681                   98

CASH DISTRIBUTIONS                       (28,102)              (5,105)             (22,997)                  (6)

NET INCOME                                19,807                    -               19,807                    5
                               ------------------   ------------------    -----------------    -----------------

BALANCE, MARCH 31, 1997        $         398,916    $          19,425          $   379,491 (1)        $      97
                               ==================   ==================    =================    =================


(1)  Includes 987 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 10, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

(UNAUDITED)
                                                                 THREE MONTHS ENDED
                                                      ----------------------------------------

                                                         MARCH 31,               MARCH 31,
                                                            1997                   1996
                                                    -------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $           19,807            $    18,389
                                                    -------------------      -----------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                                    16,550                 23,161
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          4,000                (10,930)
  Other current assets                                             (27)                 2,570
Increase (decrease) in:
   Accounts payable                                                416                 (7,631)
   Payable to general partner                                   (4,851)               (14,243)
                                                    -------------------      -----------------

Total adjustments                                               16,088                 (7,073)
                                                    -------------------      -----------------

Net cash provided by operating activities                       35,895                 11,316
                                                    -------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                      (2,163)                (5,612)
                                                    -------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                          (28,102)                (9,506)
                                                    -------------------      -----------------

NET INCREASE (DECREASE) IN CASH                                  5,630                 (3,802)

CASH AT BEGINNING OF YEAR                                       13,763                 16,161
                                                    -------------------      -----------------

CASH AT END OF PERIOD                               $           19,393             $   12,359
                                                    ===================      =================



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-4

ENEX OIL & GAS INCOME PROGRAM II - 10, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.        The  interim  financial  information  included  herein  is  unaudited;
          however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $22,997, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.        Management's Discussion and Analysis or Plan of Operation.


First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter decreased from $65,790 in 1996 to $63,360 in 1997. This represents a decrease of $2,430 or 4%. Oil sales decreased $892 or 2%. A 13% decline in oil production decreased sales by $7,315. This decrease was partially offset by a 13% increase in the average oil sales price. Gas sales decreased by $1,538 or 15%. A 38% decrease in gas production reduced sales by $3,874. This decrease was partially offset by a 37% increase in the average gas sales price. The decrease in oil production was primarily the result of natural production declines. The decrease in gas production was primarily the result of the shut-in of production from the Concord acquisition to perform workovers in the first quarter of 1997. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased from $11,100 in the first quarter of 1996 to $16,685 in the first quarter of 1997. The increase of $5,585 (50%) is primarily due to workover costs incurred on the Concord acquisition in 1997.

Depreciation and depletion expense decreased from $23,161 in the first quarter of 1996 to $16,550 in the first quarter of 1997. This represents a decrease of $6,611 (29%). The changes in production, noted above, reduced depreciation and depletion expense by $4,299. A 12% decrease in the depletion rate reduced depreciation and depletion expense by an additional $2,312. The decrease in the depletion rate was primarily the result of upward revisions of the oil and gas reserves during December 1996.

General and administrative expenses decreased from $10,078 in 1996 to $7,307 in 1997. This decrease of $2,771 is primarily due to $1,655 lower direct expenses incurred by the Company in 1997 coupled with less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating provided by operating, financing and investing activities.

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                      (b) The  Company  filed no  reports on Form 8-K during the quarter ended March 31, 1997.

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


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM II - 10, L.P.
                                                     ----------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer